Form 10QSB
period 2001-10-31
MYPLAN USA INC
filed 2001-12-14
CIK 1157995

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  31,  2001
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   n/a    to   n/a
                               --------    --------

                                MYPLAN USA, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                000-33115          #52-2357837
       ---------------------      ---------------      --------------
   (State  or other jurisdiction  (Commission file    (I.R.S. Employer
        of  organization)              number)      Identification No.)

                           318 Homer Street, Suite 701
                          Vancouver, British Columbia,
                                 Canada V6V 1K4
                     --------------------------------------
                    (Address of principal executive offices)

                                 (604) 647 0801
                           --------------------------
                           (Issuer's telephone number)

                    141 - 757 West Hastings Street, Suite 676
                         Vancouver, B.C., Canada V6C 1A1
            --------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
           (1)  Yes  (x )     No  (  )     (2)  Yes  (x )     No  (  )

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  October 31, 2001  -  17,016,000 common shares

Transitional  Small  Business Disclosure Format (Check one):  Yes  (  )   No (X)

                              TABLE  OF  CONTENTS
                                                           Page
                                                           ----

PART  I  -  FINANCIAL  INFORMATION                            3

Item  1.  Financial  Statements                               3

     Balance  Sheets  at  October  31,  2001  and  at
     August  31,  2001  (unaudited)                           3

     Statement  of  Operations  from  the  date  of  inception
     (August  2,  2001)  to  October  31,  2001  (unaudited)  4

     Statement of Changes in Stockholders' Equity from inception
     to October 31, 2001                                      5

     Statement  of  Cash  Flows  from  the  date  of  inception
     (August  2,  2001)  to  October  31,  2001               6

     Notes  to  Financial  Statements  (unaudited)            7

Item  2.  Management's  Discussion  and  Analysis  of  Financial
         Condition and  Results  of  Operations               8

PART  II  -  OTHER  INFORMATION                               9

SIGNATURES

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

MyPlan  USA,  Inc.
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars
(Prepared  by  Management)

                                                October  31         August  31
                                                       2001               2001
                                                       ----               ----
ASSETS
Cash                                           $      9,734       $      9,846
Work  in  progress                                   41,420                  -
                                                     ------          ---------

Total  Assets                                  $     51,154       $      9,846
                                                     ------              -----

LIABILITIES
Current
  Accounts  payable  and accrued liabilities   $     46,275       $     42,500
Payable  to  MyPlan Korea                            41,420                  -

Total  Liabilities                                   87,695             42,500
                                                     ------             ------

STOCKHOLDERS'  EQUITY
Common  Stock
  Authorized
    100,000,000  shares  of  common  stock  with  a  par  value  of  $0.001 each
     20,000,000 shares of preferred stock with a par value of $0.001 each Issued and outstanding
       17,016,000  shares  of common stock           17,016             17,016
                  (2,050,000  -  August  31,2001)
Additional  paid  in capital                        152,694            152,694
Other  comprehensive  income                              -                  -
Deficit  accumulated during the development stage  (206,251)          (202,364)
                                                    -------            -------

Total  Stockholders' Equity (Deficit)               (36,541)           (32,654)
                                                     ------             ------

Total  Liabilities  and Stockholders' Equity    $    51,154        $     9,846
                                                     ------              -----
See  accompanying  notes

MyPlan  USA,  Inc.
A  Development  Stage  Company
Statement  of  Operations
From  the  date  of  inception  August  2,  2001  to  October  31,  2001
Unaudited
U.S.  Dollars
(Prepared  by  Management)

Revenue                              $     -
                                      ------

Expenses

Amalgamation                         120,050
License  of  trademark                40,000
Animation  character  design          20,000
Professional  fees                     9,200
Market  research                       8,460
Reorganization                         3,500
Transfer  agent  fees                  1,000
Office                                 4,041
Value  of  Director's
  uncompensated  services                  -
                                     -------
                                     206,251
                                     -------

Net  income  (loss)  for  period  $ (206,251)
                                     -------

Basic  and  diluted
  Net  income  (loss)  per  share $   (0.038)

Weighted  average  number
  of  shares  outstanding          5,375,778

See  accompanying  notes

MyPlan  USA,  Inc.
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
From  the  date  of  inception  to  October  31,  2001
Unaudited
U.S.  Dollars
                                                     Other
                                       Additional  Compre-  Accumu-        Total
                                          Paid in  hensive    lated  Stockholder
                          Shares  Amount  Capital   Income  Deficit       Equity
Issuance  of  common
 stock  for  organizational
 expense               2,050,000     205        -        -        -         205

Value  of
 uncompensated
 services                      -       -        -       -         -           -

Merger
 Issuance  of  common
  stock  on merger        50,000      50        -       -         -          50
 Cancellation  of  common
  stock on merger     (2,050,000)   (205)       -       -         -        (205)
 Acquisition  of  deficit
  on  merger                   -       -        -       -     4,705       4,705

Issuance  of  common  stock  for
 Cash                 15,000,000  15,000  135,000       -         -     150,000
 Fair  market  value
  of  services         1,966,000   1,966   17,694       -         -      19,660

Net loss for the period        -       -        -       -  (206,251)   (206,251)
--------------------------------------------------------------------------------
Balance-October  31
2001                  17,016,000 $17,016 $152,694$      - $(206,251)  $ (36,541)
--------------------------------------------------------
See  accompanying  notes

MyPlan  USA,  Inc.
A  Development  Stage  Company
Statement  of  Cash  Flows
From  the  date  of  inception  August  2,  2001  to  October  31,  2001
Unaudited
U.S.  Dollars
(Prepared  by  Management)
                                                                  2001
                                                                  ----
Operating  Activities
  Net  income  (loss)                                        $(206,251)
    Adjustments  to  reconcile  net  income  (loss)  to  net
      cash  used  by  operating  activities                      4,705
    Changes  in  operating  assets  and  liabilities            44,469
                                                                ------

Net  cash  provided  by  (used  by)  operating  activities    (157,077)
                                                               -------

Investing  Activities                                                -
                                                                 -----

Financing  Activities
  Issuance  of  common  shares                                  16,811
  Additional  paid  in  capital                                150,000
                                                               -------

                                                               166,811
                                                               -------

Effect  of  foreign  currency  translation  on  cash                 -
                                                                 -----

Inflow  (outflow)  of  cash                                      9,734
Cash,  beginning  of  period                                         -
                                                                 -----
Cash,  end  of  period                                       $   9,734
                                                                 -----
Supplemental  information
  Interest  paid                                               $     0
  Shares  issued  for  services                                $ 1,966
  Additional  paid  in  capital  contributed  in  services     $17,694
  Corporate  income  taxes  paid                               $     0

See  accompanying  notes

MyPlan  USA,  Inc.
Notes  to  Financial  Statements
Period  Ended  October  31,  2001
Unaudited
U.S.  Dollars
(Prepared  by  Management)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

The Company was incorporated August 2, 2001 in the State of Nevada. Pursuant to an Agreement and Plan of Merger dated August 20, 2001, the Company acquired all of the outstanding shares of common stock of VJG4, Inc. ("VJG"), a public Washington State corporation, from the shareholders of VJG in exchange for an aggregate of 50,000 shares of common stock of the Company plus $40,000.00.

Upon effectiveness of the Merger, pursuant to Rule 12g-3(a) of the General rules and Regulations of the U.S. Securities and Exchange Commission ("SEC"), the
Company elected to become the successor issuer to VJG for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and elected to report under the Exchange Act effective August 21, 2001.

The Company had 16,966,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 17,016,000 shares issued and outstanding following the Merger. VJG had 2,050,000 shares of common stock, par value $0.0001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, all outstanding VJG shares of common stock were cancelled.

Upon the effective date of the merger, August 21, 2001, VJG ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of January 31 and is reporting accordingly (the year end of VJG was December 31).

The financial statements of the Company carry forward as the financial statements for the new merged company. As a result, there is no comparative period as the Company was formed August 2, 2001.

The Company is a development stage company. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing and there is substantial doubt regarding the Company's ability to continue as a going concern.

2.     BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 8-K 12g-3 on August 23, 2001.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at October 31, 2001 and the results of its operations for the period then ended. The results of operations for the period ended October 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     COMMON  STOCK

See Note 1 to the unaudited interim financial statements for the period ended October 31, 2001 contained in this Form 10-QSB.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the period ended October 31, 2001 (prepared by management). The Company changed its year end for reporting purposes from December 31 to January 31 and is therefore filing its third quarter form 10-QSB for the period ended October 31, 2001.

Special Note Regarding Forward Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The  Company

The Company is currently in the process of creating a marketing and distribution network for the procurement and completion of assignments in the animation industry. This marketing and distribution network is being designed and implemented with the objective of the Company becoming an entertainment media firm that provides services to the animation production and related entertainment industry. The Company is also developing its own animation products and characters for development.

Subsequent  Events

There  were  no  reportable  subsequent  events.

Plan  of  Operations

The period ended October 31, 2001 is the first reporting period for the company. There are no comparative figures for the prior year as the Company was incorporated August 2, 2001.

To date, the company has generated no revenues. Net (loss) for the period ended October 31, 2001 was $(206,251). The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

The Company incurred costs totaling $120,050 during the period ended October 31,2001 related to the acquisition and merger with VJG4, Inc. During this same period, the Company acquired the licensing rights to certain cartoon characters for $40,000 and incurred a further $28,460 in costs related to the character design and marketability of the cartoon characters.

The principal shareholder of the Company is personally financing the Company's operations, including the continuing production of "Horang and Gatchee", and intends to continue to do so until such time as the Company may generate its own revenue.

Comparison  of  Financial  Position  at  October  31, 2001 with August 31, 2001.

The Company's working capital position remained negative at October 31, 2001, with current liabilities of $87,695 in excess of current assets of $51,154, causing a working capital deficit of $36,541. At August 31, 2001, the Company had a working capital deficit of $32,654.

Liquidity  and  Capital  Resources

The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. The Company is dependent upon its principal shareholder for its current funding requirements and there is doubt regarding the Company's ability to continue as a going concern.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

None.

Item  2.  Changes  in  Securities.

On August 20, 2001, the Company issued 50,000 shares to the two shareholders of VJG4, Inc., a Washington corporation, in connection with a merger between the Company and VJG4, Inc. The issuance of the stock was exempt from registration pursuant to Rule 504 and/or 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Item  3.  Defaults  Upon  Senior  Securities.

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None.

Item  5.  Other  Information.

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

Exhibits
--------
Exhibit  No.      Description
-----------       -----------
     2*           Agreement  and  Plan  of  Merger  dated  August  20,  2001

* A copy of the Agreement and Plan of Merger was filed as an exhibit to the report on Form 8-K 12g-3 dated August 20, 2001 and filed with the Commission on August 23, 2001.

Reports  on  Form  8-K
-------------------
The Company filed a Form 8-K 12g-3, dated August 20, 2001, on August 23, 2001 and filed an amendment to that Form 8-K 12g-3 on December 13, 2001. The Form 8-K 12g-3, and the amendment thereof, contained disclosure under Items 1, 2, 5 and 7, and contained audited financial statements of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December  14,  2001                     MYPLAN  USA,  INC.
      -----------------

                                              /s/  Nak  Hoon  Kim
                                            ------------------------
                                            Nak  Hoon  Kim
                                            President  and  Director