Form 10KSB
period 2002-01-31
MYPLAN USA INC
filed 2004-10-20
CIK 1157995

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB

                                   (Mark one)
  [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                                       OR
  [X]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
                                             ----------------

                       Commission file number:  000-33115

                                MyPlan USA, Inc.
                                ----------------
                 (Name of small business issuer in its charter)

        Nevada                                               52-2357837
        ------                                               ----------
(State or other jurisdiction of                           (I.R.S.  Employer
 incorporation  or organization)                         Identification  No.)

Suite  1600,  543  Granville  Street
Vancouver,  BC  V6C  1X8                           (604)  639-1717
------------------------                           ---------------
(Address of principal executive offices)     (Registrant's  phone  number)


              Securities registered under Section 12(b) of the Act:
                                      None.

              Securities registered under Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing requirements for the past 90 days.
1.  Yes  [ ]  No  [X]  2.  Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $  nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405) Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Aggregate market value of voting common equity held by non-affiliates as of January 31, 2002:

As of January 31, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was not determinable as the Company's equity is neither quoted nor trading.

Aggregate market value of non-voting common equity held by non-affiliates as of January 31, 2002: $NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  January  31,  2004: 17,016,000
Outstanding  shares  of  preferred  stock  as  of  January  31,  2004: Nil

Documents  incorporated  by  reference:  8K12g3

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [ ]

MyPlan  USA,  Inc.
Index  to  Annual  Report  on  Form  10-KSB
For  the  Year  Ended  January  31,  2002

Part  I                                                                   Page
Item  1     Description  of  Business                                        3
Item  2     Description  of  Property                                        6
Item  3     Legal  Proceedings                                               6
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders      6

Part  II
Item  5     Market  for  Common  Equity  and  Related
            Stockholder  Matters                                             6
Item  6     Management's  Discussion  and  Analysis  of
            Financial  Condition  or  Plan  of  Operation                    6
Item  7     Financial Statements                                             8
Item  8     Changes  In  and  Disagreements  with  Accountants
            on  Accounting  and  Financial  Disclosure                      17
Item  8a    Controls  and  Procedures                                       17

Part  III
Item  9     Directors,  Executive  Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act               17
Item  10     Executive  Compensation                                        18
Item  11     Security  Ownership  of  Certain  Beneficial  Owners
             and  Management                                                18
Item  12     Certain  Relationships  and  Related  Transactions             19

Part  IV
Item  13     Exhibits  and  Reports  on  Form  8-K                          20
Item  14   Principal  Accountants  Fees  and  Services

Signatures                                                                  20

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

CORPORATE  BACKGROUND
---------------------

MyPlan USA, Inc. (the "Company" or "MyPlan") is a developmental stage company incorporated in Nevada on August 2, 2001. The company commenced pre-incorporation activities in November 2000 and prepared a business plan prior to incorporating. From inception, the Company's activities have been organizational, directed at raising its initial capital and developing its business plan. We entered into an Agreement and Plan of Merger with VJG4, Inc., a public Washington corporation, on August 20, 2001. MyPlan was the surviving corporation and assumed reporting company status. For further information about the merger, we refer you to our Form 8-K 12g-3, as amended, dated August 20, 2001 and filed with the SEC on December 14, 2001.

We plan to participate in the development and pre-production of animation projects by directly offering our services or subcontracting the services of others at the pre-production stage and being involved in concept and character development, designing, story boarding and scenario or story composition on a sub-contract basis. Among pre-production activities, we intend to emphasize: overall project planning, finished product sales, marketing of pre-production subcontracted facilities.

Apart from the primary activity of pre-production animation and the marketing of the entire subcontracted production process, we believe the derivative market, which includes video, game, character, printing and brand licensing, will provide another market for our services over the long-term. The derivative market forms a separate industry segment and, in terms of market volume, occupies an increasing portion of the overall sales of the larger animation industry. In addition, the derivative market's products tend to extend the average life cycle of animation by moving mainstream images into the derivative areas.

OUR  SERVICES
-------------

The animation production services that we anticipate providing directly or through subcontractors cover the entire animation production process from pre-production through production and post-production.

PRE-PRODUCTION services include assisting with the following activities: scenario writing; scenario synopsis and story boarding; image sketching and conceptual drawing; character designing; sequential layout with continuity; and film planning.

PRODUCTION services include assisting with the following activities: character designing; drawing thumbnail animation; animating; pencil testing; key-animation; clean-up animation; in between animation; background painting; setting and stage making; sound track recording with exposure sheet; and camera operation and filming.

POST-PRODUCTION services include assisting with the following activities: editing; mixing; and recording.

PRE-PRODUCTION  PROJECT  MANAGEMENT
We plan to participate in the development and pre-production of animation projects by offering our services at the pre-production stage. Our services will include concept and character development, design work, story boarding and scenario or story composition on a sub-contract basis. We intend to emphasize overall project planning, finished product sales and the marketing of pre-production subcontracted facilities.

In addition, we believe the derivative market, which includes videos, games, printing and brand licensing, will provide another source of business. The derivative market is a separate segment within the animation industry. Our competitors have had animation image products generate further revenue by becoming products in the derivative marketplace. At this time, however, we are unable to predict the volume of work, if any, that we will receive from the derivative marketplace.

SUBCONTRACTED  PRODUCTION  SERVICES
We plan to identify subcontractors according to each subcontractor's specialties with respect to the production process and the type or types of animation and execute agreements with the subcontractors to provide services through the Internet to customers in any geographic location.

We intend to outsource most of the work in the production and post-production phases of animation projects we manage. We will offer our services as overall project managers and, in that capacity, ensure production quality and timeliness. We are planning to have all production processes be managed and supervised through the Internet. Production quality will be ensured by using a line test system during the production process, by facilitating communication between operators, by implementing a comprehensive management system that includes the director and supervisor in decision-making, and by providing digital enhancement services through the Internet.

Marketing,  Distribution  and  Sales
------------------------------------

As a distributor of subcontracted animation production services, we intend to develop a global network of subcontractors. Our primary target customers are major animation production firms such as Walt Disney, 20th Century Fox, Wildstorm Production and other established broadcasting companies, each of whom is a potential customer as well as a potential competitor for the Company's services.

Initially, we intend to proactively develop potential prospects in the United States and other advanced markets by making cold calls to potential customers and by pursuing business associates for leads. Our potential customers include the following companies:
-    Full  production  animation  companies;
-    General  entertainment  companies;
-    Pre-production  only  companies;
-    Broadcasting  companies;  and
-    Animation  distributors.

We also intend to assist with the development and distribution of products in the derivative products marketplace. Our potential customers include the following companies:
-    Game  development  companies;
-    Character  licenses  such  as  garment  manufacturers, stationary products,
-    fashion  accessories  and  food  and  beverage  container  manufacturers;
-    Web  content  providers;  and
-    Other  entertainment  firms.

We believe that exceptional customer service and an effective support system are critical to our success. We intend to establish a comprehensive service and support structure to manage customer relationships.

We are developing our role as a subcontract market distributor of animation production with the intention of entering the animation pre-production market and establishing a global sourcing network within the overall animation industry for sourcing production services.

We intend to work with MyPlan Korea to generate animation production work in Korea. MyPlan Korea has established itself as a post-production supplier of animations to well known U.S. and Japanese animation production companies, such as Wildstorm Productions and Hallmark Entertainment. We intend to expand our relationship with MyPlan Korea to generate customers in Korea and elsewhere through referrals. We also intend to rely on MyPlan Korea for implementation of our business plan as we develop a global sourcing network.

We intend to work with our partner, MyPlan Korea, to generate animation production work in Korea. Korea's animation industry is expected to grow to an approximately $1.2 billion market by the end of 2001. Out of this amount, $79 million is expected to be generated by subcontracted animation studio work. 1999 Research Institute of Information and Telecommunications) In Korea, there are more than 200 small and medium-sized subcontract studios at the end of the year 2000. (1999 Research Institute of Information and Telecommunications) In Korea, the Ministry of Culture and Travel established an animation curriculum in colleges and universities to ensure a sufficient supply of well-trained animation technicians and artists for the growing animation industry in Korea.

1999 Research Institute of Information and Telecommunications) The Korean subcontractors share their market with competitive Chinese and Taiwanese subcontractors.

MyPlan Korea has established itself as a post-production supplier of animations to well known U.S. and Japanese animation production companies, such as Wildstorm Productions and Hallmark Entertainment. Maintaining a good reputation in the marketplace has enabled MyPlan Korea to enjoy consistent growth in recent years. We intend to expand our relationship with MyPlan Korea to generate customers in Korea and elsewhere through referrals. We also intend to rely on MyPlan Korea for implementation of our business plan as we develop a global sourcing network.

Competition
-----------

The animation market is fragmented and highly competitive. Competitors range from the most well-known and established companies, such as Walt Disney, to many unknown smaller firms. The competition is particularly vigorous in the newly developing areas of 3D animation and 'flash animation'. There are no specific barriers to market entry.

Our primary competitors consist of companies that provide production services to the animation production firms either directly or through subcontractors and include Walt Disney and 20th Century Fox. At this time we are not operational and so do not have any market share.

We believe that factors critical to our success in the marketplace include our ability to provide creativeness in the pre-production and production stages, skilled personnel to use and develop production technology, highly skilled and motivated staff, an effective marketing strategy for an animation production, project management expertise, and adequate funding. Each of these criteria are necessary ingredients to a successful animation production and we intend to be in a position to provide our customers with the ingredients to succeed.

We believe that quality control is one of the most basic and fundamental ways of competing effectively in the animation industry. Our objective is to establish a quality control system that minimizes retake rates and ensures on-time production. We intend to manage projects through the Internet and utilize the latest procedures in technical production.

Theater  Animation  Market
Walt Disney and other major U.S. companies dominate the theatre animation market. Theatre animation production companies often subcontract the production and post-production stages of animation production, which stages are comprised primarily of labour-intensive work such as drawing, painting, printing and mixing. Major subcontractors in the U.S. marketplace are primarily located in the Far East, including Korea, China and Taiwan (Roncarelli Report on the
Computer Animation Industry in 2000). Competition between subcontractors is intense and the market is highly price and technology sensitive. We intend to compete for business in the theatre animation production market.

Television  Animation  Market
Japanese animation studios dominate the television animation market. The number of Japanese animation companies approximates 300 (Roncarelli Report on the Computer Animation Industry in 2000). There are approximately 30 first tier sub contracting firms that service the Japanese animation companies. Japanese animation comprises a majority of the overall television animation market for subcontractor work. MTV, Cartoon Networks and a number of other well-known American studios also use subcontractors for television animation production. (Roncarelli Report on the Computer Animation Industry in 2000)

Intellectual  Property
----------------------

With respect to subcontracted animation products, all copyrights and other intellectual property associated with the animation product belong to the customer. A subcontractor may hold, however, rights to a character license or distribution contract in the derivative products market. We will pursue protection of intellectual property that we own. At this time, we do not own any intellectual property.

Government  Regulation
----------------------

There are no specific government regulations known to us, other than standard business practice, law and conduct, which might effect us in following our business plan.

Employees
---------

We intend to employ six full-time employees. Of these employees, two will be engaged in the area of sales and marketing, two will be engaged in administration and finance, and two will be engaged in technical production.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Until January 31, 2002 our principal executive offices and technical facilities were located at 3200 Wilshire Boulevard North Tower, Los Angeles, California, 90010 and were leased pursuant to a lease signed in the name of Do Suk Kim, an affiliate of the Company. Mr. Kim provided the office space at no charge to the Company to January 31, 2002.

The corporate offices are now located at: Suite 1600, 543 Granville Street, Vancouver, BC Canada V6C 1X8.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

To the knowledge of the Company's executive management and directors, the Company is not party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the stockholders during the quarterly period ended January 31, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

There is no trading market for MyPlan USA, Inc. common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

We intend to apply to have MyPlan common stock included for trading on the NASD OTC Bulletin Board. Readers should refer to our 8K12g3 as amended and filed December 14, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "plans", "expects", "may", "will", "intends", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Outlook: Issues and Uncertainties" and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Registrant achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Transitional Annual Report and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

As a newly incorporated company, MyPlan has no previous business activity. The following discussion and analysis should be read in conjunction with our audited financial statements and notes thereto for the period from inception, August 2, 2001, through January 31, 2002. This form 10-KSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. MyPlan's actual results may differ materially from the results discussed in these forward-looking statements.

Plan  of  Operation
-------------------

At January 31, 2002, we had $9,700 of cash, the majority held in United States' currency. Most expenses are paid in United States' currency., We expect monthly cash expenditures will be approximately $20,000 once we commence the development of our global sourcing network which is now re-scheduled for early 2005 due to the unexpected long-term illness of our major shareholder and significant shareholder/executive of MyPlan Korea . We are currently negotiating with new potential sources of venture capital for our project.

Future revenues are expected from two categories: subcontract commission sales and new products commission sales. Within the first twelve months of operation we expect to generate $2.5 million in gross sales from subcontract sales resulting in a commission of $250,000. Generating this projected revenue will depend upon our ability to successfully launch our business and develop a sourcing network with subcontractors and production companies in East Asia over the first two quarters of operation.

In 2001 the Company received the following orders as a subcontracted distributor to market the following products in the post-production stage:

Name  of  Product       Number  of  Episodes               Customer

Rescue  Heroes          7 episodes / 20 minutes each       NELVANA (Canada)
Snoopy                  1  episode / 25 minutes            MAD  T.V.

The project was put on hold due to a long-term illness of our major shareholder and significant shareholder and executive of MyPlan Korea and the Company's inability to raise necessary capital. We are currently negotiating with new potential sources of venture capital.

The Company was also involved with a new animation production at the planning and development stage called Horang-ee and Gatchee (A Tiger and a Magpie). We were co-producing Horang-ee and Gatchee with MyPlan Korea. The project was in the initial stage of pre-production. This was intended to be a television animation production. If successful as a television network show, the plan was to reproduce it in a theatre animation version. The target market is older children and teenagers. The overall production budget from pre-production through promotion and advertising for Horang-ee and Gatchee is set at $7 million. The largest portion of the budget is allocated to production (35%) and to promotion and advertising (35%). The balance of the budget consists of pre-production expenses including project development (20%)and post-production costs (10%).

Gross revenue from our animation Horang-ee and Gatchee is forecasted to be $17.5 million over three years. Revenue are anticipated to come primarily from direct sales of the animation to broadcasting companies, sales of videotapes and DVDs and sales from character licensing. Actual revenue generated from the animation may be less than that forecasted and could be under $7 million, the estimated cost of the production. In addition, the budget for producing the animation could be higher than the forecast of $7 million. In either or both cases, we could incur a loss from the animation.

The Projects have been put on hold until such time as the Company is able to negotiate new financing.

Investors are cautioned against attributing undue certainty to our projections for generating revenue due to potential contract negotiation difficulties, budget uncertainties, delay in planned completion dates and market acceptance. If changes occur with respect to the projections being made, we will provide investors with updated information, including a comparison to actual results.

Liquidity  and  Capital  Resources
----------------------------------

Our project has been on hold for the past two years due to a long-term illness of our major shareholder and the President of MyPlan Korea. At present, we are endeavoring to locate new sources of venture capital Since we have no operating history, we must first rely on equity and/or debt financing to launch our business. There can be no assurances that financing, whether debt or equity, will be available to us in the amounts required at any particular time or for any particular period, or if available, that it can be obtained on satisfactory terms. We have made no arrangements with our officers, directors or affiliates to provide liquidity to us.

If we are unable to raise additional capital, we may not be able to continue as a going concern, and might have to reorganize under bankruptcy laws, liquidate or enter into a business combination. We have not presently identified any probable business combination. If adequate funds are not available within the next 12 months, we may be required to significantly curtail our operations.

ITEM  7.  AUDITED  FINANCIAL  STATEMENTS
----------------------------------------

Report  of  Registered  Independent  Public  Accounting  Firm                10

Balance  Sheet  as  at  January  31,  2002                                   11

Statement  of  Operations  for  the  period  from  August  2,  2001
(Date  of  Inception)  to  January 31, 2002                                  12

Statement  of  Stockholders  Equity  (Deficiency)  for  the  period  from
August  2,  2001  (Date  of  Inception)  to  January  31,  2002              13

Statement  of  Cash  Flows  for  the  period  from  August  2,  2001
(Date  of  Inception)  to  January 31, 2002                                  14

Notes  to  Financial  Statements                                             15

                REPORT OF REGISTERED INDEPENDENT ACCOUNTING FIRM








TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
OF  MYPLAN  USA,  INC.
(A  Development  Stage  Company)

We have audited the balance sheet of MyPlan USA, Inc. (A Development Stage Company) as at January 31, 2002 and the statements of operations, stockholders' equity (deficiency) and cash flows for the period from the date of incorporation, August 2, 2001 to January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America.) Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyPlan USA, Inc. (A Development Stage Company), as at January 31, 2002 and the results of its operations and its cash flows for the period from the date of incorporation, August 2, 2001 to January 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as discussed in note (2) to the financial statements. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada

September  24,  2004

                                MYPLAN USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2002
                                 (U.S. DOLLARS)

ASSETS
Current
  Cash                                                           $   9,709
                                                                  --------

                                                                 $   9,709
                                                                  --------

LIABILITIES
Current
 Accounts payable and accrued liabilities                        $  57,480
                                                                  --------

TOTAL LIABILITIES                                                $  57,480
                                                                  ========

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
 Authorized
     100,000,000 shares of common stock
     with a par value of $0.001 each
     20,000,000 shares of preferred stock
     with a par value of $0.001 per share.
 Issued and outstanding
     17,016,000 shares of common stock. . . . . . . . . . . . . .   17,016
Additional paid in capital                                         152,694
Deficit accumulated during the development stage                  (217,481)
                                                                   --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . . . .(47,771)
                                                                   --------

                                                                 $   9,709
                                                                   =======
See notes to financial statements



                                MYPLAN USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       PERIOD FROM DATE OF INCEPTION (AUGUST 2, 2001) TO JANUARY 31, 2002
                                 (U.S. DOLLARS)


EXPENSES
  Amalgamation . . . . . . . . . . . . . . . . .  $   120,050
  Animation and Character Design . . . . . . . .       20,000
  License and trademark. . . . . . . . . . . . .       40,000
  Professional and consulting fees . . . . . . .       24,180
  Market Research. . . . . . . . . . . . . . . .        8,460
  Reorganization . . . . . . . . . . . . . . . .        3,500
  Transfer Agent . . . . . . . . . . . . . . . .        1,000
  Bank Charges . . . . . . . . . . . . . . . . .  $       291
                                                  ------------

                                                  $  (217,481)
                                                  ============
NET (LOSS) FOR PERIOD AND DEFICIT, END OF PERIOD

LOSS PER SHARE . . . . . . . . . . . . . . . . .  $     (0.02)
                                                  ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING. .   15,333,100


                       See Notes to Financial Statements.




                                MYPLAN USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       PERIOD FROM DATE OF INCEPTION (AUGUST 2, 2001) TO JANUARY 31, 2002
                                 (U.S. DOLLARS)

                                  Common     Stock   Additional     Accum-         Total
                                  Number               Paid in     ulated       Stockholders'
                                Of Shares   Amount     Capital     Deficit    Equity (Deficiency)
                                ----------  -------  -----------  ----------  --------------------

Date of inception
August 2, 2001                           -   $    -    $      -     $      -         $           -

Issuance of common stock

To acquire VJG4, Inc. (note 1)      50,000       50            -           -                    50

For services (note 4(a)) . . .   1,966,000    1,966       17,694           -                19,660

For cash . . . . . . . . . . .  15,000,000   15,000      135,000           -               150,000

Net loss to January 31, 2002 .           -        -            -    (217,481)             (217,481)
                                ----------  -------  -----------  ----------  --------------------
Balance January 31, 2002        17,016,000  $17,016  $   152,694   $(217,481)         $    (47,771)
                                ==========  =======  ===========  ==========  ====================

The 50,000 shares issued to acquire VJG4, Inc. are 'restricted securities' subject to Rule 144 of the Securities Act of 1933.



                       See Notes to Financial Statements.

                                MYPLAN USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
       PERIOD FROM DATE OF INCEPTION (AUGUST 2, 2001) TO JANUARY 31, 2002
                                 (U.S. DOLLARS)

Operating Activities
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(217,481)
    Shares issued for services. . . . . . . . . . . . . . . . . . .     19,660
    Amalgamation costs paid with shares . . . . . . . . . . . . . .         50
Changes in operating assets and liabilities
    Accounts payable and accrued liabilities. . . . . . . . . . . .     57,480
                                                                     ----------
                                                                      (140,291)
                                                                     ==========
Net cash (used by) provided by operating activities

Financing Activities
    Issuance of common stock for cash . . . . . . . . . . . . . . .    150,000

Net inflow of cash. . . . . . . . . . . . . . . . . . . . . . . . .  $   9,709
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . .          -
                                                                     ----------
Cash, end of period
                                                                     $   9,709
                                                                     ==========

Supplemental information
      Interest paid     . . . . . . . . . . . . . . . . . . . . . .  $       -
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . .  $       -
      Non-cash investing and financing activities:
      Dollar value of shares issued for services. . . . . . . . . .  $  19,660
      Dollar value of shares issued to acquire VJG4, Inc. . . . . .  $      50


                       See Notes to Financial Statements.


MyPlan  USA,  Inc.
(a  Development  Stage  Company)
Notes  to  Financial  Statements
January  31,  2002
(U.S.  Dollars)

1.     ORGANIZATION  AND  NATURE  OF  OPERATIONS

The Company was incorporated August 2, 2001 under the laws of the State of Nevada. The objective of the Company was to provide pre-production, production and post-production services to the animation industry.

On August 20, 2001 the Company acquired all of the outstanding shares of common stock of VJG4, Inc. for 50,000 shares of the Company's common stock with an assigned value of $50 and for $40,000 cash. The Company then merged with VJG4, Inc. Following the merger, all VJG4, Inc. shares of common stock were cancelled. VJG4, Inc. was a development stage company and had no operations to the date of the merger other than organizational and administrative activities. The cash payment of $40,000 and $50 worth on issuance of stock were expensed as amalgamation cost.

With effect from August 21, 2001, VJG4, Inc. ceased to exist and all of its assets and liabilities became those of the Company. As a result, the Company's financial statements at January 31, 2002 present the financial position of the consolidated entity formed by the merger of August 20, 2001. At the date of acquisition VJG4, Inc. had no assets, had liabilities of $12,335 and an accumulated deficit of $12,540.

2.     GOING  CONCERN

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, has a working capital deficiency (an excess of current liabilities over current assets) of $47,771 and has an accumulated deficit during the development stage of $217,481. These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. Management is continuously working to obtain financing (note 4). The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.


3.     SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Loss  per  share

Loss per share calculations are based on the weighted average number of common shares outstanding during the period Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilutive.

(b)     Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(c)     Financial  instruments

  (i)     Fair  value

The carrying value of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these financial instruments.

 (ii)     Interest  rate  risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(iii)     Credit  risk

The Company's financial assets that are exposed to credit risk consist primarily of cash which is placed with major financial institutions.


(d)     Income  taxes

The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


(e)     Recent  accounting  pronouncements

(i) On April 2002, the FASB issued statement No. 145, Rescission of FASB No. 4 Reporting Gains and Losses from Extinguishment of Debt, and amendment of FASB No. 64 Extinguishment of Debt made to Satisfy Sinking-fund Requirements. This statement also rescinds FASB No. 44 Accounting for intangible Assets of Motor Carriers and also amends FASB No 13 Accounting for leases to eliminate an inconsistency in accounting for sale-leaseback. The Company believes the adoption of Statement 145 will not have any effect on its financial position, results of operations or cash flows.

(ii) In December 2002, FASB issued SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in additional to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will adopt these requirements effective February 1, 2003.


(ii) In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

(iii) On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of Statement 149 will not have any effect on its financial position, results of operations or cash flows.

(iv) On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company believes the adoption of Statement 150 will not have any effect on its financial position, results of operations or cash flows.


4.  STOCKHOLDERS'  EQUITY  (DEFICIT)

     (a)  Common  stock  issued  for  services

     During the year ended January 31, 2002, the Company determined that $19,660 was the fair market value of services received by the Company from contractors in exchange for 1,966,000 shares of common stock.

     (b)  Private  Placements

     During the year ended January 31, 2002, the Company completed one non-brokered private placement. The issue consisted of a total of 15,000,000 units at a price of $0.01 per unit for gross proceeds of $150,000, of which $15,000 represented that of share capital and $135,000 additional paid-in capital

5.     INCOME  TAXES

The Company has operating losses that may be carried forward to apply against future years' taxable income. The tax effect has not been recorded in these financial statements.

The  components  of  future  income  tax  assets  are  as  follows:

Future income tax assets
    Net operating loss carry forwards  $217,000
    Appropriate tax rate. . . . . . .        35%
-------------------------------------  ---------
                                         75,950
Less:  Valuation allowance. . . . . .   (75,950)
-------------------------------------  ---------
Tax assets. . . . . . . . . . . . . .  $      0
-------------------------------------  ---------



Net  operating  losses  for  U.S.A. income tax purposes expire in the year 2022.


ITEM  8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM  8A  CONTROLS  AND  PROCEDURES
-----------------------------------

         An evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 180 days before the filing date of this annual report. Based on that evaluation, the Company's management, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.


                                    PART III

ITEM  9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS.
----------------------------------------------------------------------------

The following table sets forth the name, age, and position of each Director and Executive Officer of MyPlan, Inc. as at January 31, 2002.

NAME                AGE     POSITION
----                ---     --------
Nak  Hoon  Kim       40     President  and  a  Director
--------------       --     ---------------------------
Seung  Hee  Choi     28     Director
----------------     --     --------
Song  Yul  Choi      41     General  Manager  and  a  Director
---------------      --     ----------------------------------

On March 1, 2002 Nak Hoon Kim, Seung Hee Choi and Song Yul Choi resigned and Christine Cheung was appointed President, Secretary/Treasurer and Director.

NAME                AGE     POSITION
----                ---     --------
Christine  Cheung    47     President,  Secretary/Treasurer  and  Director
-----------------    --     ----------------------------------------------

On September 29, 2004 Christine Cheung resigned and Christine Cerisse was appointed President, Secretary/Treasurer and Director.

NAME                AGE     POSITION
----                ---     --------
Christine  Cerisse   50     President,  Secretary/Treasurer  and  Director
------------------   --     ----------------------------------------------

Directors  and  Executive  Officers
-----------------------------------

Nak  Hoon  Kim,  President  and  a  Director
During the past five years, Mr. Kim has been involved with several companies, comprised of AKOM, an animation production firm in Korea for which he served as manager and Plus One Co. Ltd., an animation production firm also in Korea for which he served as production manager. During the year 2000, Mr. Kim also worked as a production manager for MyPlan Korea.

Seung  Hee  Choi,  Director
Since moving to the Los Angeles area in 1988 to complete high school and attend college as a computer science student, Mr. Choi has held supervisory and managerial positions in the janitorial and restaurant businesses (Tom's Janitorial and Edo-Ya restaurant).

Song  Yul  Choi,  General  Manager  and  a  Director
During  the  past  five  years,  Mr.  Choi  was  planning  director  for Sangwon
Development and was employed in strategic planning for Daewoo International, both of Korea. Mr. Choi founded and operated Samjin Co., and was the general manager for First Enterprise Co. Ltd. before joining MyPlan, Inc. in its preliminary organizational stage. Mr. Choi holds a Master's degree in Business Administration from Yonsei Business College and is a graduate from the Yonsei University School of Engineering, Korea.

None of MyPlan's directors and officers as of January 31, 2002 and March 1, 2002 is currently a director or officer of any other company.

Christine  Cheung
During the past five years, Ms. Cheung has been working for several technology companies, in the area of financial management and corporate administration. Ms. Cheung worked as a consultant to Penn Capital and other businesses in Vancouver BC, Canada in reviewing their acquisitions and in managing their corporate administration.

Christine  Cerisse
Ms. Cerisse is a former Chartered and Registered Financial Planner, with over 20 years experience in the financial industry in the field of financial planning and financial management. From January, 1999 to September, 2004, Ms. Cerisse has been providing financial management, corporate administration and business consulting for private and public companies. Ms. Cerisse has been a principal in various financial service related companies.


ITEM  10  EXECUTIVE  COMPENSATION
---------------------------------

Neither Directors nor Officers have been compensated for their services to January 31, 2002. All Directors and Officers are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director or officer of the Company.

ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
-------------------------------------------------------------------------------

The following table sets forth, as of January 31, 2002, our outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock, and the shareholdings of all executive officers and directors as a group. As of January 31, 2002, we had 17,016,000 shares of common stock issued and outstanding. All shares set forth in the following table are held directly and each shareholder has sole voting and investment power concerning their shares.

Name                                                         Shares Owned  Percentage of Shares Owned
-----------------------------------------------------------  ------------  ---------------------------
                                                                   60,000                       0.004%
Nak Hoon Kim - President and a Director

Seung Hee Choi - a Director . . . . . . . . . . . . . . . .           Nil                       0.000%

Song Yul Choi - General Manager and a Director. . . . . . .       160,625                       0.009%

Do Suk Kim - Shareholder and Founder. . . . . . . . . . . .     6,137,960                      36.07%

All Executive Officers and Directors as a Group (3 persons)       220,625                       0.013%
-----------------------------------------------------------  ------------  ---------------------------



Each of MyPlan's officers and directors were initially available at executive offices located at 3200 Wilshire Boulevard, North Tower, Los Angeles, California, 90010. This location has subsequently been moved to Vancouver at:
Suite  1600,  543  Granville  Street,  Vancouver,  BC  V6C  1X8.

Do Suk Kim may be reached at his residence located at 101 - 405 SamSung ChungDam-Dong, Apartment 42, KangNam-Gu, Seoul, Korea.

There are no arrangements known to us, the operation of which may result in a change of control of the company.

ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
------------------------------------------------------------

Transactions  With  Management  and  Others
-------------------------------------------

No director, executive officer or nominee therefore of MyPlan, and no owner of five percent or more of the company's outstanding shares or any member of their immediate family has entered into or proposed any transaction with the Company in which the amount involved exceeds $60,000.

Certain  Business  Relationships
--------------------------------

No director or nominee for director is or has been during MyPlan's last fiscal year an executive officer or beneficial owner of more than 10% of any other entity that has engaged in a transaction with MyPlan in excess of 5% of either company's revenues or assets.

Indebtedness  of  Management
----------------------------

There are no persons who are directors, executive officers of MyPlan, nominees for election as a director, immediate family members of the foregoing, corporations or organizations (wherein the foregoing are executive officers or partners, or 10% of the shares of which are directly or beneficially owned by the foregoing), trusts or estates (wherein the foregoing have a substantial beneficial interest or as to which the foregoing serve as a trustee or in a similar capacity) that are indebted to MyPlan in an amount in excess of $60,000.

Transactions  with  Promoters

Do Suk Kim founded MyPlan on August 2, 2001 with an initial capitalization of a cash infusion of $61,379.60, for which he received 6,137,960 shares of common stock. Beginning in 1999, Mr.Kim conducted pre-incorporation activities for the company. Mr. Kim is a principal shareholder, president and a director of MyPlan Korea with which MyPlan has a business relationship.

PART  IV

ITEM  13  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------
EXHIBITS
--------

None

REPORTS  ON  FORM  8-K

No  change  since  last  report

ITEM  14  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
-----------------------------------------------------

(a)     AUDIT  FEES.

Our principal accountant, Pannell Kerr Forster, billed us aggregate fees in the amount of approximately $3,815.00 for the fiscal year ended January 31, 2002. This amount was billed for professional services that Pannell Kerr Forster provided for the audit of our annual financial statement and the review of the financial statements included in our report on 10-KSB.

(b)     TAX  FEES

No taxes were billed for fiscal year ended January 31, 2002 for tax compliance, tax advice, and tax planning.

(c)     ALL  OTHER  FEES
Ogden Murphy Wallace, billed us aggregate fees in the amount of $20,365.00 for fiscal year ended January 31, 2002 for professional and consulting fees.










                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MyPlan  USA,  Inc.



     By:  /s/ Christine Cerisse          Date:  September  29,  2004
          ---------------------                 --------------------
     Christine  Cerisse,  President,  Secretary/Treasurer,  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICERPURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Cerisse, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of MyPlan USA, Inc. for the period ended January 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MyPlan USA, Inc.

          By:       /s/ Christine Cerisse
                    ---------------------

          Name:     Christine  Cerisse

          Title:    President

          Date:     September  29,  2004
                    --------------------

302  CERTIFICATION

I,  Christine  Cerisse,  President,  certify  that:

1.  I  have  reviewed this Annual report on  Form  10-KSB  of  MyPlan USA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and
     c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  September  29,  2004           /s/ Christine Cerisse
            --------------------           ---------------------
                                           Christine  Cerisse,  President